Form 10QSB
period 2007-09-30
MediaG3, Inc
filed 2007-11-14
CIK 1369297

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-52906.

MEDIAG3, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1963980 (I.R.S. Employer Identification Number)

One Almaden Boulevard

Suite 310
San Jose, California 95113

(Address of principal executive offices)

(408) 260-5000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) Yes ☐   No ☑

At September 30, 2007, the registrant had outstanding 10,950,000 shares of common stock with a par value of $0.001 per share.

Transitional Small Business disclosure format:   Yes ☐   No

MEDIAG3, INC.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Consolidated Balance Sheets

as of September 30, 2007 (Unaudited) and December 31, 2006

3

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
for the three months and nine months ended September 30, 2007 and 2006

4

Consolidated Statements of Cash Flows (Unaudited)
for the nine months ended September 30, 2007 and 2006

5

Notes to Consolidated Financial Statements (Unaudited)

6

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.

Controls and Procedures

21

PART II – OTHER INFORMATION

22

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

28

Item 4.

Submission of Matters to a Vote of Security Holders

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

SIGNATURES

28

Item 1. Financial Statements

MEDIAG3, INC
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,526	$18,961
Accounts receivable, net	3,349	41,144
Finished goods inventory, net	170,428	144,034
Other current assets	45,554	13,909
TOTAL CURRENT ASSETS	231,857	218,048

PROPERTY AND EQUIPMENT, NET	225,373	250,134
SOFTWARE, NET	7,210	84,592
TRADEMARK, NET	32,062	40,417
TOTAL ASSETS	$496,502	$593,191

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$650,600	$293,595
Other payables and accrued liabilities	728,290	486,677
Note payable-bank	220,000	-
Convertible short term notes payable	540,283	-
Due to related party	33,255	34,991
Due to shareholders	293,985	259,757
Software license payable, net	241,546	229,332
TOTAL CURRENT LIABILITIES	2,707,959	1,304,352

SHAREHOLDERS' DEFICIT
Common stock $.001 par value per share
45,000,000 shares authorized, 10,950,000 shares issued and outstanding	10,950	10,950
Additional paid-in capital	433,002	283,915
Accumulated deficit	(2,625,978)	(993,657)
Accumulated other comprehensive (loss) income	(29,431)	(12,369)
TOTAL SHAREHOLDERS' DEFICIT	(2,211,457)	(711,161)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$496,502	$593,191

See accompanying notes to consolidated financial statements

MEDIAG3, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

NET SALES	$103,352	$167,771	$441,311	$510,135
COST OF SALES	83,903	98,892	332,641	282,436
GROSS PROFIT	19,449	68,879	108,670	227,699

OPERATING EXPENSES
Selling and distribution	66,116	46,693	119,326	232,215
General and administrative	682,175	113,604	1,449,657	397,521
TOTAL OPERATING EXPENSES	748,291	160,297	1,568,983	629,736

Loss from operations	(728,842)	(91,418)	(1,460,313)	(402,037)
Other expense	(66,620)	(20,223)	(172,008)	(37,724)

NET LOSS	(795,462)	(111,641)	(1,632,321)	(439,761)

TRANSLATION GAIN (LOSS)	(12,054)	8,733	(17,062)	(683)

COMPREHENSIVE LOSS	$(807,516)	$(102,908)	$(1,649,383)	$(440,444)

WEIGHTED AVERAGE SHARES OUTSTANDING	10,950,000	10,950,000	10,950,000	10,950,000

NET LOSS PER SHARE - Basic and Diluted	$(0.07)	$(0.01)	$(0.15)	$(0.04)

See accompanying notes to consolidated financial statements

MEDIAG3, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,632,321)	$(439,761)
Add (deduct) non cash items
Depreciation on fixed assets	25,482	22,954
Amortization on software	77,622	71,022
Amortization on trademark	7,817	6,652
Amortization of discount on software license payable to interest expense
	13,153	19,023
Amortization of discount on convertible notes payable to interest expense
	93,235	-
Allowance for doubtful accounts	1,646	(78,663)
Allowance for inventories	(5,228)	-
Allowance for sales returns	(8,292)	(26,293)
Changes in operating assets and liabilities
Decrease (increase) in:
Accounts receivable	44,441	327,059
Finished goods inventory	(21,166)	53,385
Other current assets	(31,645)	3,496
Increase (decrease) in:
Accounts payable	357,005	(90,626)
Other payables and accrued liabilities	241,613	190,840
Net cash (used in) provided by operating activities	(836,638)	59,088
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of trademark	-	(49,798)
Purchase of property and equipment	(3,359)	(4,959)
Net cash used in investing activities	(3,359)	(54,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) related party	(1,736)	685
Proceeds from shareholders	34,228	92,025
Proceeds from note payable to a bank	220,000	-
Proceeds from convertible short term notes payable and warrants	595,840	-
Net cash provided by financing activities	848,332	92,710
NET INCREASE IN CASH	8,335	97,041
EFFECT OF EXCHANGE RATES ON CASH	(14,770)	(1,813)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,961	104,185
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,526	$199,413

CASH PAID FOR INTEREST	$18,358	$-
CASH PAID FOR TAXES	$-	$-
NON CASH TRANSACTIONS
Discount on convertible note payable recorded as additional paid-in capital	$105,437	$-
Discount on warrants recorded as additional paid-in capital	$43,650	$-

See accompanying notes to consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Registration Statement on Form SB-2 (File No. 333-140640) filed with the SEC on September 4, 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is newly established and has incurred operating losses since inception of $2,625,978 and has negative working capital of $2,476,102 as of September 30, 2007. As a result the Company's continuance depends on its ability to raise additional capital.  There is no absolute assurance that the Company will be able to raise the needed capital to sustain its operations and continue as a going concern.  Management's plan is to raise $60 million of capital through offerings of common stock and debt.

Specifically, management's plan is to raise financing of approximately $20,000,000 in the first phase and $40,000,000 in the second phase. Management believes these amounts will be sufficient to finance the continuing operations for the next three years. However, there is no assurance that the Company will be able to obtain this financing.

All adjustments, consisting of only normal recurring adjustments, which in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  The reclassifications had no impact on total assets or results of operations.

NOTE 2 - THE COMPANY

MediaG3, Inc. (“MediaG3” or “the Company”) was incorporated in the State of Delaware on December 21, 2005, and became an operating company immediately upon acquiring two operating subsidiaries on December 28, 2005. MediaG3’s principal place of business is in San Jose, California, USA.

The Company is principally engaged in the design and sales of interactive marketing solutions for companies of all sizes.  It has operating subsidiaries engaged in the design, development and maintenance of websites, network advertisement, database management and network consulting, as well as the design, sales and distribution of children’s wear in the People’s Republic of China ("PRC").

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of consolidation

The consolidated financial statements include the accounts of MediaG3 and its wholly owned subsidiaries from the date of acquisition, and are prepared in accordance with accounting principles generally accepted in the United States of America.  All inter-company accounts and transactions have been eliminated.

(B) Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (C) Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.  The Company determines the allowance based on historical write-off experience, current market trends, and customers’ ability to pay outstanding balances.

The Company continually reviews its allowance for doubtful accounts.

 (D) Revenue recognition

The Company’s revenue is derived by providing professional services for website design, development and maintenance, network advertisement, database management and network consulting, and by the sale of children’s wear in the PRC.

To the extent that a website design or development contract extends over multiple accounting periods, revenues are recognized based on the percentage of completion method.  Revenues from customer contracts requiring significant production, modifications, or customization are recognized over the installation and customization period.  Labor hours and direct project expenses are used to determine the stage of completion.  Revisions in estimated contract profits are made in the period, in which the circumstances requiring the revision become known.  Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

Revenues from network advertisement, database management and network consulting are recognized when services are rendered and obligations under related contracts are fulfilled.

Revenues from sales of children’s wear are recognized upon delivery or shipment of the products, at which time title passes to the customer, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is reasonably assured.

Children’s wear merchant customers can return the merchandise in exchange for different merchandise at full value within 90 days. Returns are provided in the allowance for sales returns based upon the individual evaluation of each customer’s historical returns.  During 2007, the Company changed the period to return the merchandise from 90 days to 60 days.

If a merchant customer can no longer operate its business due to causes beyond human control, such as war, major natural disaster and death etc., then the Company would take back the remaining merchandise at half the sales price.  No provision for returns under this provision has been made, since there is no evidence or history of impairment, nor are any potential losses reasonably estimable.

The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  The Company generally does not request collateral from its customers.  If the Company determines that collection of an account is not probable, it defers the amount and recognizes revenue at the time collection becomes probable, which is generally upon receipt of cash.

(E) Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Utilization of net operating losses and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that the net deferred tax assets will not be realized. At September 30, 2007, the Company had deferred tax assets of $2,262,384 consisting of net operating loss carry forwards. Based on a number of factors, including the lack of a history of profits and future projected taxable income; management believes that there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

(F) Foreign currency translation

The functional currency of the Company’s children’s wear and software services subsidiaries is the Chinese Renminbi (“RMB”).  Foreign currency transactions during the year are translated to RMB at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into United States dollars (“US$”) using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All translation differences are recorded as accumulated comprehensive loss within shareholders’ deficit.

(G) Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect of adopting FIN 48 has not had a material impact on the Company’s financial position and results of operations.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” (EITF 06-3). In EITF 06-3, a consensus was reached that entities may adopt a policy of presenting taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to sales and value-added taxes in the income statement on either a gross or net basis. If an entity reports these taxes on a gross basis, the entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement if that amount is significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company presents revenues net of sales and value-added taxes in its consolidated statement of operations in accordance with EITF 06-3.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108, addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB No. 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. Importantly, SAB No. 108 offers a “one-time” special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB No. 108 is effective for fiscal years ended after November 15, 2006. We expect to adopt this standard during the fourth quarter of fiscal year 2007. We do not expect the adoption of this standard to significantly impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions in GAAP. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company does not believe the effect, if any, of adopting SFAS 157 will have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective January 1, 2008.  We are currently evaluating the impact of SFAS 159 on our consolidated financial statements.

(H) Advertising Expense

Advertising costs are expensed as incurred.  There was no advertising expense for the nine and three month periods ended September 30, 2007, and $9,476 and $45 for the nine and three month periods ended September 30, 2006, respectively.

NOTE 4 - SEGMENTS AND GEOGRAPHIC INFORMATION DISCLOSURE

The Company operates in two reportable segments, the distribution of children’s wear, and the development and management of software, as defined by Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). The Company designs, develops, markets and sells its products in the PRC.

Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the management in deciding how to allocate resources in assessing performance.

	Three-Month Periods Ended
	September 30,
	2007				2006
	(unaudited)				(unaudited)
	Children’s wear	Software Services	Corporate	Total	Children’s wear	Software Services	Corporate	Total

Net Sales	$100,842	$2,510	$-	$103,352	$166,946	$825	$-	$167,771
Cost of sales	83,600	303	-	83,903	99,447	(555)	-	98,892
Gross profit	17,242	2,207	-	19,449	67,499	1,380	-	68,879
Operating expenses	99,919	47,954	600,418	748,291	(24,837)	28,563	156,571	160,297
Operating income (loss)	(82,677)	(45,747)	(600,418)	(728,842)	92,336	(27,183)	(156,571)	(91,418)
Non-operating loss - net	(1,051)	(1,704)	(63,865)	(66,620)	(11,250)	(7,185)	(1,788)	(20,223)
Net income (loss)	$(83,728)	$(47,451)	$(664,283)	$(795,462)	$81,086	$(34,368)	$(158,359)	$(111,641)

	Nine-Month Periods Ended
	September 30,
	2007				2006
	(unaudited)				(unaudited)
	Children’s wear	Software Services	Corporate	Total	Children’s wear	Software Services	Corporate	Total

Net Sales	$416,936	$24,375	$-	$441,311	$501,975	$8,160	$-	$510,135
Cost of sales	325,260	7,381	-	332,641	281,064	1,372	-	282,436
Gross profit	91,676	16,994	-	108,670	220,911	6,788	-	227,699
Operating expenses	216,110	116,415	1,236,458	1,568,983	237,005	95,619	297,112	629,736
Operating loss	(124,434)	(99,421)	(1,236,458)	(1,460,313)	(16,094)	(88,831)	(297,112)	(402,037)
Non-operating loss - net	(15,692)	(17,525)	(138,791)	(172,008)	(14,686)	(20,355)	(2,683)	(37,724)
Net loss	$(140,126)	$(116,946)	$(1,375,249)	$(1,632,321)	$(30,780)	$(109,186)	$(299,795)	$(439,761)

All of the Company’s revenues were generated in the PRC.  Substantially all of the Company’s net fixed assets were located in the PRC as of September 30, 2007 and December 31, 2006.  There were no significant purchases of fixed assets during the periods ended September 30, 2007 and 2006.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following:

	September 30, 2007
	(unaudited)	December 31, 2006
Accounts receivable	$64,804	$109,245
Less: allowance for doubtful accounts	(37,512)	(35,866)
Less: allowance for sales returns	(23,943)	(32,235)
Accounts receivable, net	$3,349	$41,144

NOTE 6 - OTHER CURRENT ASSETS

Other current assets consists of the following:

	September 30, 2007
	(unaudited)	December 31, 2006
Rental deposit	$4,344	$4,344
Other receivables	10,897	2,939
Prepayments	7,850	4,196
Trade deposit	22,463	2,430
	$45,554	$13,909

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2007
	(unaudited)	December 31, 2006
Machinery and office equipment	$285,206	$282,489
Less: accumulated depreciation	(59,833)	(32,355)
	$225,373	$250,134

The depreciation expense for the three months ended September 30 2007 and 2006 was $8,706 and $7,736, and $25,482 and $22,954 for the nine month periods then ended, respectively.

NOTE 8 - SOFTWARE

Software consists of the following:

	September 30, 2007
	(unaudited)	December 31, 2006
Software	$189,393	$189,393
Less: accumulated amortization	(182,183)	(104,801)
	$7,210	$84,592

The amortization expense for the three months ended September 30, 2007 and 2006 was $26,239 and $21,494, and $77,622 and $71,022 and for the nine months then ended, respectively.

The software is licensed from a related party by our software services subsidiary.  The software is designed and used for providing rich-media content delivery. The software includes all source code, binary code, applications and documentations.  The software can also be sub-licensed to other customers in China.

The software was acquired from the licensor subsequent to September 30, 2007, which will eliminate the license and the related software license liability (See Note 17 – Subsequent Events).

NOTE 9 – TRADEMARK, NET

	September 30, 2007
	(unaudited)	December 31, 2006
Trademark	$49,798	$49,798
Less: accumulated amortization	(17,736)	(9,381)
	$32,062	$40,417

The amortization expense for the periods ended September 30, 2007 and 2006 was $2,642 and $2,504 for the three months, and $7,817 and $6,652 for the nine month periods then ended respectively.

NOTE 10 – NOTE PAYABLE, BANK

In August, 2007, the Company borrowed $220,000 from a bank under a loan with a limit of $300,000.  The loan bears interest at the prime rate plus 2%, with a minimum rate of 7.75%, and is due one year from execution.  Each advance under this agreement is subject to a 1% processing fee.  There is a $2,000 facility fee for the gross amount financed, due upon execution of documents.  The note is collateralized by all of the Company’s assets, including intellectual property, and is guaranteed by shareholders owning 25% or more of the Company’s common stock.

NOTE 11 - OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of the following:

	September 30, 2007 (unaudited)	December 31, 2006

Other payables	$155,207	$180,963
Compensation payable to shareholder	180,000	180,000
Accrued expenses	144,396	40,170
Customer deposits	56,660	39,075
Accrued interest	67,832	20,512
Employee benefits payable	28,327	10,385
Accrued staff salaries	82,907	6,976
Other taxes payable	8,699	4,357
Accrued staff welfare	4,262	4,239
	$728,290	$486,677

NOTE 12 - CONVERTIBLE SHORT TERM NOTES PAYABLE

	September 30, 2007
	(unaudited)	December 31, 2006
Convertible short term notes payables	$595,840	$-
Less:discount on convertible short term notes payable	(55,557)	-
	$540,283	$-

The Company has outstanding $595,840 in 12% convertible short-term notes due in less than one year.

Holders of the notes may, at their option, convert the outstanding principal and interest into common stock based on the applicable conversion price in accordance with the note terms at prices ranging from $1.25 to $3.00 per share, or the closing bid price of the stock at the note maturity date, less a fifteen percent (15%) discount, whichever is lower.

Amortization expense charged to interest expense was $40,703 and $93,235 for the three and nine month periods ended September 30, 2007, respectively.  There was no amortization discount in 2006.

Some of these notes include warrants aggregating rights to purchase 243,000 shares at prices ranging from $1.50 to $3.00 per share.  These warrants expire forty-eight (48) months from the Closing Date on May 24, 2012.

The Company includes the additional shares of common stock contingently issuable under the notes in its diluted EPS calculation on an if-converted basis. (See Note 15).

NOTE 13 - SOFTWARE LICENSE PAYABLE AND SHORT TERM NOTE

The short-term note for the software license payable consists of the following:

	September 30, 2007
	(unaudited)	December 31, 2006
Software license payables	$241,546	$241,546
Discount on Software license payable	-	(12,214)
	$241,546	$229,332

The $241,546 software license payable is shown net of $12,214 accumulated discount at December 31, 2006.  The discount was fully amortized at September 30, 2007. The discount was amortized monthly on a straight-line basis, which approximated the effective interest method.  Interest expense for the three months ended September 30, 2007 and 2006 was $0 and $6,708, and $13,153 and $19,023 for the nine months periods then ended, respectively.

The rights to the software subject to the license was acquired from the licensor subsequent to September 30, 2007. See Note 17 – Subsequent Events.

NOTE 14 - COMMITMENTS

Lease commitments

The Company and its two subsidiaries lease office facilities from third parties under operating lease agreements. As of September 30, 2007, future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

2008	$89,000
2009	41,000
2010	6,000
2011	6,000
Thereafter	21,000
$163,000

NOTE 15 - LOSS PER SHARE CALCULATION

Basic earnings per share (“EPS”) are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

For all periods presented warrants and convertible securities (as disclosed in Note 12) were not included in the calculation of loss per share because the effect would have been anti-dilutive.

NOTE 16 - RELATED PARTY TRANSACTIONS

As of September 30, 2007 (unaudited) and December 31, 2006, the Company and its subsidiaries were advanced $293,985 and $259,757, respectively, from shareholders of the Company.  Of these amounts, $141,004 bears interest at the rate of 12% per annum.  The remaining amount of $152,981 was a loan from William Yuan, founder and Chief Executive Officer of the Company, in 2006, and bears interest at the rate of 8% per annum.

The Company owed a related party $33,255 and $34,991 for short-term debt as of September 30, 2007 (unaudited) and December 31, 2006, respectively.  Interest is charged at 12% per annum on the amount owed.  This transaction was negotiated at arms’ length.

NOTE 17 - SUBSEQUENT EVENTS

Equity Line of Credit

Subsequent to the quarter ended September 30, 2007, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $15,000,000 of the Company’s common stock over the course of 36 months.  The amount that the Company is entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $500,000 or (ii) 200% of the average daily trading volume of the common stock for the ten trading days prior to the applicable Put Notice Date (as defined in the Investment Agreement).  The Put Date shall be the date that the Investor receives a put notice of a draw down by the Company.  The purchase price shall be set at 93% of the lowest closing Best Bid price (as defined in the Investment Agreement) of the common stock during the pricing period.  The pricing period shall be the five trading days after the Put Notice Date.

In connection with the Agreement, the Company entered into a Registration Rights Agreement with the Investor (“Registration Agreement”).  Pursuant to the Registration Agreement, the Company is obligated to file a registration statement with the Securities and Exchange Commission (SEC) covering 7,000,000 shares of the common stock underlying the Investment Agreement within 21 days of the execution date.  The Company is not currently in compliance with this deadline, but anticipates that the Registration Statement will be filed as soon as possible.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the execution date.

Acquisition of Software

In October 2007, the Company acquired all rights to the software it licensed from a related party for 800,000 shares of common stock.  The Company is having a valuation performed on the software.  As of September 30, 2007, such value was not yet determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including any statements regarding trends in future revenues or results of operations, gross margin or operating margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning developments, performance or industry ranking; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Generally, the words “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue” and similar expressions identify forward-looking statements. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this report with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the process used to develop estimates for certain reserves and contingent liabilities, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates.

For a complete description of our key critical accounting policies and estimates, refer to our consolidated financial statements for the year ended December 31, 2006, included in our registration statement on Form SB-2 filed with the Securities and Exchange Commission on September 4, 2007.

The following presents a discussion of our financial condition at September 30, 2007 and December 31, 2006, and results of operations for the three and nine month periods September 30, 2007 and 2006.

Overview

We are an early stage company, and have a limited operating history and revenue to date. Our prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development involving new technologies and overcoming regulatory approval process requirements. To date, all of our sales have been generated by our wholly-owned subsidiaries, Little Sheep and Oriental Media; all of which were generated in the People’s Republic of China (PRC). In addition, substantially all of our fixed assets are located in the PRC.

We acquired Oriental Media on December 28, 2005. Because we shared common ownership with Oriental Media, Oriental Media is deemed to be our predecessor entity.

Our registration statement on Form SB-2 (File No. 333-140640) became effective in September 2007, which we believe will enable us to finance our operations through sales of common stock to public investors, however, there is no assurance that we will be able to sell our common stock.

Oriental Media

Oriental Media’s business growth will be focused on e-magazine and web 2.0 community platforms. The e-magazine business will create, host and distribute online rich-media communications for customers, and will not be limited to any particular business or industry. Oriental Media provides design and platforms to facilitate communication between Oriental Media’s clients and their respective customers through visual, voice, sound and motion; the clients provide the content or raw material. We believe that Oriental Media’s services will be especially helpful in product introduction, branding, promotion, customer loyalty, and corporate communications.

We anticipate that the e-magazine business will create recurring and ongoing revenue streams. The clients will pay for the design and production on a project basis and will pay for new editions, hosting and distribution on a regular periodic basis.

Web 2.0 community platforms will be created to address certain subjects on which both business and consumers are interested in sharing information. Oriental Media has registered a brand called China Green Pages, under which a web 2.0 “social networking” application is in the final stage of development. In China, green represents profit, health, safety, children and environment, among other good things. A typical, but by no means the only, application of China Green Pages will be to allow consumers to recommend and share dining experiences in a forum. Any restaurant can list and advertise its business and specialties in the same forum. Real-time communications can be established between consumers and restaurants. Other food, beverage and transportation related businesses will be able to advertise and demonstrate their products as well. Real estate and housing rental is another potential forum. We believe that visual elements and movement will play a significant role in the forums, as such elements can aid consumers in evaluating the visual appeal and ambience of a restaurant or the feasibility or practicality of a potential rental property, among other applications.

We expect that the revenue for this web 2.0 business model will come from advertisers and businesses wanting to be listed. We anticipate an additional investment of $250,000 will be needed to complete and market China Green Pages which will be launched in December 2007.

Little Sheep

Little Sheep intends to grow mainly through increasing the number of franchised and directly-owned stores in the children’s product market. Little Sheep usually develops a presence in a new market space by opening a flagship store, which is owned directly by the company. The flagship store is also a model for all franchise store owners. We intend to continue opening Little Sheep flagship stores in cities in China with a population of 1,000,000 or more. In smaller cities or towns, Little Sheep will lease counters or areas within major department stores or shopping centers to achieve more cost effective growth.

Fashion means more than just apparel in Chinese. Fashion means modern life-style in China. Little Sheep is in the children’s fashion business, including school or study-related products as well as supplemental educational materials and methods. Little Sheep plans to expand its product lines in those areas, using its channels to distribute products developed by others under the Little Sheep brand name. We believe that using this established infrastructure to market and sell complementary products will enable Little Sheep to realize more capital efficient growth. Additional funding of approximately $300,000 is necessary to expand both the core and value-added business for Little Sheep. At the present time, we have not entered into any agreements or other arrangements for such funding.

MediaG3

MediaG3’s near term business growth plan is focused on additional acquisitions, especially in the broadband wireless space. We have entered into discussions with a company to acquire certain assets from that company, including five U.S. patents, one Chinese patent and one European patent in advanced broadband wireless technology.  As of September 30, 2007, the agreement with this company has not been completed.

Our broadband wireless system, mg3 wireless, is a bi-directional broadband system that is highly effective, economical and scalable for vast areas where lack of fixed or wireless infrastructure prevails. mg3 wireless can be customized to operate on a specific radio frequency anywhere between 24 GHz and 43 GHz, and broadcasts point-to-multipoint with 90 degree coverage per sector at up to 100MB downstream and 80MB upstream speeds.

We are also in discussions with Chinese government agencies in charge of telecommunication to use these advanced broadband wireless products in their “Rural Coverage” project to provide two-way high speed Internet and television coverage to rural areas, where 80%, or 900 million, of Chinese reside. We are finalizing negotiations of a frame supply contract with BusinessCorp Services Incorporation, a large Philippines broadband wireless integrators to supply up to $10 million of our broadband wireless systems.  We are also in final stage of negotiation for additional broadband wireless contracts with another Philippines company.

Results of Operations (Unaudited)

Summary Results of Operations

The following table sets forth, for the periods indicated, key operating results:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007		2007
		2006		2006

Net sales	$103,352	$167,771	$441,311	$510,135
Gross profit	$19,449	$68,879	$108,670	$227,699
Loss from operations	$(728,842)	$(91,418)	$(1,460,313)	$(402,037)
Net loss	$(795,462)	$(111,641)	$(1,632,321)	$(439,761)

Three months ended September 30, 2007 compared to three months ended September 30, 2006

We had net sales of $103,352 in the three months ended September 30, 2007, compared to net sales of $167,771, a decline of 38%, from the three months ended September 30, 2006. Of the net sales generated for the three months ended September 30, 2007, $100,842, compared with $166,946 in 2006, were from the sale of children’s wear. Software sales were $2,510 and $825 for the three month periods ended September 30, 2007 and 2006, respectively. The decrease in sales for the three months ended September 30, 2007 as compared with 2006 was due primarily to underperforming stores in our children’s wear business as well as reduced sales prices on children’s wear to clear aged and seasonal inventories.

Our cost of sales was $83,903 in the three months ended September 30, 2007, compared to $98,892 in the three months ended September 30, 2006.  The reduction in cost of sales was due to the 38% decline in sales, partially offset by increases attributable to increased costs in the children’s wear segment as well as reduced sales prices on children’s wear to clear aged and seasonal inventories.  Little Sheep is adapting a just in time inventory system and seeking to lower labor costs to improve the gross margin.

We realized gross profit of $19,449 for the three months ended September 30, 2007, compared to $68,879 for the comparable period in 2006, a decline of $49,430, or 72%.  This decline in gross profit was due to the aforementioned 38% reduction in sales, and a reduction in gross margin to 17% from 40% in our children’s wear segment.  This gross profit decline was attributable to the increased cost of sales, as well as reduced sales prices on children’s wear to clear aged inventories.  This segment comprised 98% and more than 99% of our revenue in the quarters ended September 30, 2007 and 2006, respectively.

Selling and distribution expense increased by $19,423, or 42%, to $66,116 for the third quarter of 2007, as compared with $46,693 for the third quarter of 2006.  The increase in selling and distribution expenses for 2007 was due to increased business development and marketing expenditures.

General and administrative expense increased by $568,571, or 500%, to $682,175 for the three months ended September 30, 2007, from $113,604 for the comparable period in 2006, primarily due to the additional accounting, legal and other expenses incurred in the process of becoming a publicly traded company.

For the three months ended September 30, 2007, we had total operating expenses of $748,291, compared to total operating expenses of $160,297 for the three months ended September 30, 2006, an increase of $587,994, or 367%.  This increase in total operating expenses occurred due to the increases in selling and distribution expenses and general and administrative expenses.

Other expense increased to $66,620 for the third quarter of 2007 from $20,223 for the third quarter of 2006, an increase of $46,397, or 229%.  These 2007 expenses consisted primarily of interest and discount amortization on convertible notes payable and warrants.  There was no discount amortization in 2006.

Based on these factors, we incurred a net loss of $795,462, or $0.07 per share, for the three months ended September 30, 2007, compared to a net loss of $111,641, or $0.01 per share, for the comparable period in 2006. Of the net loss in the third quarter of 2007, $83,728 was attributable to children’s wear, $47,451 to software services, and the remaining $664,283, consisting of administrative expense was attributable to the parent. Of the net loss in the comparable quarter of 2006, $81,086 profit was attributable to children’s wear, offset by losses of $34,368 for software services, with the remaining $158,359 loss due to parent company administrative expense.

In the three months ended September 30, 2007, we had a loss from foreign currency translation of $12,054, compared to a gain from foreign currency translation of $8,733 for the comparable period in 2006. This resulted in a comprehensive loss of $807,516, for the three months ended September 30, 2007, compared to a comprehensive loss of $102,908, for the three months ended September 30, 2006.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

We had net sales of $441,311 for the nine months ended September 30, 2007, compared to $510,135 for the same period in 2006, a decline of $68,824, or 13%. Of the net sales generated for the nine months ended September 30, 2007, $416,936, or 94% of revenue, was realized from the sales of children’s wear with the remaining $24,375 generated from software sales. For the nine months ended September 30, 2006, $501,975, or 98%, of sales were from children’s wear, with the remaining $8,160, or 2%, of sales from software.

Our cost of sales was $332,641 and $282,436 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $50,205, or 18%. The increased cost of sales is attributable to increased costs in the children’s wear segment as well as reduced sales prices on children’s wear to clear aged and seasonal inventories.  Little Sheep is adapting a just in time inventory system and seeking to lower labor costs to improve the gross margin.

We realized gross profit of $108,670 and $227,699, or 25% and 45% of sales for the nine months ended September 30, 2007 and 2006, respectively.  The 52% decline in gross profit from 2006 to 2007 can be attributed to a decrease in sales of 13%, and to a decline in the gross profit percentage from sales of children’s wear, which comprised 94% and 98% of sales, to 22% from 44%.  This gross profit decline was attributable to the increased cost of sales, as well as reduced sales prices on children’s wear to clear aged inventories.  Little Sheep is adapting a just in time inventory system and seeking to lower labor costs to improve the gross margin.

Selling and distribution expenses were $119,326 and $232,215 for the nine month periods ended September 30, 2007 and 2006, respectively, a decrease of $112,889, or 49%.  The decrease in selling and distribution expenses for 2007 was due primarily to the decrease in sales.

Our general and administrative expenses for the nine months ended September 30, 2007 and 2006, respectively, equaled $1,449,657 and $397,521, an increase of $1,052,136 or 265%.   The increase was comprised of higher costs in categories including rent, wages, legal, accounting expenses and depreciation on fixed assets, and is significantly attributed to the increased administrative costs in complying with public company reporting and governance requirements.

For the nine months ended September 30, 2007, we had total operating expenses of $1,568,983, compared with $629,736 for the same period in 2006, an increase of $939,247, or 149%. During the respective nine month periods ended September 30, 2007 and 2006, children’s wear incurred $216,110 and $237,005, software sales incurred $116,415 and $95,619, and our corporate parent $1,236,458 and $297,112 of operating expenses, respectively.  This increase in total operating expenses occurred due to the increase in general and administrative expenses.

Other expense increased to $172,008 for the first nine months of 2007 from $37,724 for the comparable period in 2006, an increase of $134,284, or 356%.  These 2007 expenses consisted primarily of interest and discount amortization on convertible notes payable and warrants.  There was no discount amortization in 2006.

Based on these factors, we incurred net losses of $1,632,321 and $439,761, or $0.15 and $0.04 per share,  for the nine months ended September 30, 2007 and 2006 respectively. Of the net loss in the nine months ended September 30, 2007 and 2006, $140,126 and $30,780 were attributable to children’s wear and $116,946 and $109,186 to software sales, with the remaining of $1,375,249 and $299,795 to our corporate parent, respectively.

In the nine months ended September 30, 2007, we had a loss from foreign currency translation of $17,062, compared to a loss from foreign currency translation of $683 for the comparable period in 2006.  This resulted in comprehensive losses of $1,649,383, and $440,444, for the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

From our inception, we have obtained the majority of our cash resources from the acquisition of subsidiaries and loans from our founders. Our operating plan for 2007 and 2008 is focused on developing a market in both the United States and China. We estimate that approximately $20 million will be required to support this plan for the next 12 months. We will need to raise additional capital. We believe that the funds raised through the sale of our securities will be sufficient to support our operations through the year ending December 31, 2008. Once we receive the required additional financing, we anticipate continued growth in our operations and a corresponding growth in our operating expenses and capital expenditures. There can be no assurance that we will be successful in raising any capital.

Our operating losses and the need to raise additional capital give rise to substantial doubt about our ability to continue as a going concern. Our interim unaudited consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing from the sale of our common stock, as may be required, and ultimately to attain profitability.

The report of our independent registered public accounting firm, included in our prospectus included in our registration statement on Form SB-2 (File No. 333-140640) filed with the Securities and Exchange Commission on September 4, 2007, contains a paragraph regarding our ability to continue as a going concern. In September 2007, the Form SB-2 registration statement became effective, which we believe will enable us to sell our common stock to public investors. There can be no assurance that we will be able to raise sufficient funds from the sale of our common stock to public investors.

We intend to overcome our current financial difficulties by raising capital through our public offering and from private and institutional investors. Management has met with a number of investment bankers, fund managers and other financing sources.  Although we believe that we will be able to consummate financing, and have entered into a working line of capital with a bank (see below), as of September 30, 2007, we had not entered into any agreements or other arrangements with any of these potential equity sources.

In August, 2007, we borrowed $220,000 from a bank under a loan with a limit of $300,000.  The loan bears interest at the prime rate plus 2%, with a minimum rate of 7.75%, and is due one year from execution.  Each advance under this agreement is subject to a 1% processing fee.  There is a $2,000 facility fee for the gross amount financed, due upon execution of documents.  The note is collateralized by all of our assets, including intellectual property, and is guaranteed by shareholders owning 25% or more of our common stock

Subsequent to September 30, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor committed to purchase up to $15,000,000 of our common stock over the course of 36 months.  The amount that we are entitled to request from each purchase (each a “Put”) shall be equal to, at our election, either (i) up to $500,000 or (ii) 200% of the average daily trading volume of the common stock for the ten trading days prior to the applicable Put Notice Date (defined as the date on which the Investor receives a Put notice from us).  The purchase price for the common stock subject to the Put is set at 93% of the lowest closing Best Bid price (as defined in the Agreement) of the common stock during the pricing period.  The pricing period shall be the five trading days after the Put Notice Date.

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor  (“Registration Agreement”).  Pursuant to the Registration Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission covering 7,000,000 shares of the common stock underlying the Agreement within 21 days of the Agreement’s execution date. The Company is not currently in compliance with this deadline, but anticipates that the Registration Statement will be filed as soon as possible.  In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the execution date.

Our ultimate goal is to achieve positive cash flow by developing businesses that generate revenue and ultimately become profitable. As part of this effort, we have entered into discussions with a company in California to acquire certain assets from that company, including five U.S. patents and one Chinese patent in advanced broadband wireless technology. No agreement with this company has been reached.

During the nine months ended September 30, 2007, we continued to spend cash to fund our operations. As discussed below, we funded our operations through proceeds from convertible debt and a line of credit.  Net cash used by operations was $836,638, consisting of our net loss of $1,632,321 less net non cash items of $205,435 including depreciation, amortization and valuation allowances for accounts receivable and inventory, accompanied by a net decrease in working capital of $1,389,798 consisting primarily of increases in accounts payable, notes payable to a bank and to convertible note holders, and accrued liabilities.

During the nine months ended September 30, 2006, $59,088 in net cash was provided by operations, consisting of our net loss of $439,761 increased by non-cash items of a net $14,695 attributed to the recovery of $104,956 in accounts receivable and sales returns valuation accounts, less $119,651 in depreciation and amortization, offset by a working capital decrease.

Net cash used by investing activities was $3,359 and $54,757 for the nine months ended September 30, 2007 and 2006, respectively, consisting of cash used for the acquisition of property and equipment for $3,359 and $4,959 in 2007 and 2006, respectively, and the purchase of a trademark for $49,798 in 2006.

Net cash of $848,332 and $92,710 was provided by financing activities for the nine months ended September 30, 2007 and 2006, respectively.   A $220,000 borrowing from a bank, $595,840 in convertible short-term notes and borrowings of $34,228 from shareholders and related companies comprised 2007 cash from investing activities.  2006 cash from investing activities consisted of $92,710 in borrowings from a related company and from shareholders.

As of September 30, 2007 and December 31, 2006, we had cash and cash equivalents amounting to $12,526 and $18,961, respectively, a decrease of $6,435 or 34%. Our working capital deficit increased to $2,476,102 at September 30, 2007, from $1,086,304 at December 31, 2006, an increase of 128%. There were no material commitments for capital expenditures at September 30, 2007.

We lease office facilities from third parties under operating lease agreements. As of September 30, 2007, future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

2008	$89,000
2009	41,000
2010	6,000
2011	6,000
Thereafter	21,000
$163,000

ITEM 3. Controls and Procedures

In accordance with the rules promulgated under the 1934 Act, our management has evaluated, with the participation of our chief executive officer and our acting chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of the end of the quarter ended September 30, 2007. Based upon our evaluation of these disclosure controls, and upon information reported to us by our independent registered public accounting firm in accordance with their review of the consolidated interim financial information for MediaG3, Inc., we identified a deficiency that existed in the design or operation of our internal controls over financial reporting that we consider to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiency in our internal controls is a result of the Company not having a full time chief financial officer in place who can properly evaluate complex future acquisitions, future equity transactions, and other complex accounting matters that could arise in the ordinary course of business. The Company has engaged qualified consultants during this interim process (until a permanent CFO is hired) to help minimize or eliminate any material misstatement of the annual or interim financial statements. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through seeking to appoint a chief financial officer in the fourth quarter of the year ending December 31, 2007, in order to enhance our ability to analyze these types of transactions. The position of chief financial officer is currently handled by our chief executive officer with support from an external consultant. Additionally, we have hired a qualified accounting manager as part of our process to improve internal controls in this area.

Except as described above, there were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 1A.

Risk Factors

Special Note About Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

• discuss our expectations about our future performance;

• contain projections of our future operating results or of our future;

• financial condition; or

• state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control.

The risk factors listed in this section provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors could have a material and adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk Factors Related to Our Business

We are an early stage company and have a limited operating history on which to evaluate our potential for future success.

Although the companies that we have acquired have from two to three years of operating history, our parent company, MediaG3, was formed in December 2005, and to date has only one full year of operations. Therefore, we have only a limited operating history upon which you can evaluate our business and prospects. In addition, we are currently refining our services and products for commercial sale, and we expect that our new products, mg3 studio™ and mg3 mobile™, will not be available until early 2008.  There can be no assurance that we will derive significant revenues from either of these products.

We are an early stage company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved service or product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

Doubts exist about our ability to continue as a going concern.

Our auditors have modified their report on our December 31, 2006 consolidated financial statements to include an uncertainty paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. These concerns arise because of our operating losses and need to raise additional capital.

These conditions give rise to substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities as well as our ability to raise additional capital.

If we do not obtain additional capital, we may be unable to sustain our business.

Our operating plans for 2007 and 2008 are focused on the development and marketing of our product applications for online and wireless marketing communications. We estimate that approximately $20 million will be required to support this plan for the next 12 months. Since our inception in 2005, we have not received any funds from the issuance of common stock, but we have received from time to time advances and funds in the form of convertible debt from our Chief Executive Officer and other parties. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such additional financing other than the Investment Agreement with the Investor. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

If adequate funds are not available or are not available on acceptable terms when required, we may be required to significantly curtail our operations or may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. These circumstances could have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, our then existing shareholders may experience substantial dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our ability to generate revenue will depend, among other things, on our ability to provide effective online and wireless rich-media services and products to our customers. Our success will be largely dependent upon our ability to educate potential customers about the features and benefits of rich-media e-mail technology and applications. We cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability.

Our future revenues are unpredictable and our quarterly operating results may fluctuate significantly.

We have a very limited operating history. We cannot forecast with any degree of certainty the amount of revenue to be generated by any of our products or services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

•

our ability to attract new and repeat customers;

•

our ability to keep current with the evolving requirements of our target markets;

•

our ability to protect our proprietary technology;

•

the ability of our competitors to offer new or enhanced products or services; and

•

unanticipated delays or cost increases with respect to research and development.

Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations will not be good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

If we are not able to compete effectively in the highly competitive interactive rich-media marketing and communications industry, we may be forced to reduce or cease operations.

Our ability to compete effectively with our competitors depends on the following factors, among others:

•	the performance of our products, services and technology in a manner that meets customer expectations;
•

our ability to price our services and products at a price point that is competitive with similar or comparable services and products offered by our competitors while still providing us with an acceptable gross margin;

•	general conditions in the interactive marketing, communications and wireless industries;
•	the success of our efforts to develop, improve and satisfactorily address any issues relating to our technology;
•

our ability to compete effectively with companies that have substantially greater market presence and financial, technical, marketing and other resources than us, including advertising agencies and print and broadcast media companies; and

•	our ability to adapt to the consolidation of our competitors or the entry into the market of new competitors.

The loss of the services of our Chief Executive Officer would adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of William Yuan, our Chief Executive Officer. We currently do not maintain key person insurance on Mr. Yuan. The loss of his services would be detrimental to our research and development, marketing and sales programs, as well as to our overall business and financial condition.

Failure to attract and retain personnel could have an adverse impact on our operations.

Our future success depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There is intense competition for these individuals, and there can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

Legislative and regulatory actions and potential new accounting pronouncements, including Section 404 of the Sarbanes-Oxley Act of 2002, are likely to impact our future financial condition and results of operations.

There have been certain regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory changes, which will have an impact on our future financial condition and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives will increase our general and administrative costs, as we will incur increased legal and accounting fees to comply with such rule changes. In addition, proposed initiatives are expected to result in changes in certain accounting and disclosure rules. These and other potential changes could materially increase the expenses we report in our financial statements and adversely affect our operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission will require us to (1) include this assessment in our Annual Report on Form 10-KSB commencing with the annual report for our fiscal year ending December 31, 2007, and (2) include this attestation in our Annual Report on Form 10-KSB commencing with the annual report for our fiscal year ending December 31, 2008.

We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We will have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. We will also incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Acts of terrorism, responses to acts of terrorism and acts of war may impact our business and our ability to raise capital.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries, such as China where we currently maintain our two operating subsidiaries. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

Risks Related To Doing Business in China

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We will conduct a substantial portion of our operations through our subsidiaries in China. These subsidiaries are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. The legal system of the People’s Republic of China (PRC) is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 5.0% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and June 30, 2007. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs in U.S. dollar terms. In addition, as we will rely substantially on dividends paid to us by our operating subsidiaries in China, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any dividends payable on, our common stock. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi and the related tax effects would have a negative effect on the U.S. dollar amount available to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues and a certain portion of our expenses are denominated in Renminbi. If our revenues denominated in Renminbi increase or expenses denominated in Renminbi decrease in the future, we may need to convert a portion of our revenues into other currencies to meet our foreign currency obligations, including, among others, payment of dividends declared, if any, in respect of our common stock. Under China’s existing foreign exchange regulations, our PRC subsidiaries are able to pay dividends in foreign currencies, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that the PRC government will not take further measures in the future to restrict access to foreign currencies for current account transactions.

Foreign exchange transactions by our PRC subsidiaries under most capital accounts continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities. In particular, if we finance our PRC subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of our PRC subsidiaries to obtain foreign exchange through equity financing.

There may be some uncertainty surrounding a recently adopted regulation by the People’s Republic of China that requires certain offshore listings to be approved by the China Securities Regulatory Commission.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, promulgated a regulation that took effect on September 8, 2006. This regulation, among other things, requires offshore special purpose vehicles formed for listing purposes through acquisitions of PRC domestic companies and controlled by Chinese domestic companies or PRC individuals to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval. We believe that this regulation does not apply to us and that CSRC approval is not required because we are not a special purpose vehicle covered by the new regulation as we are owned and controlled by non-PRC individuals. However, since the regulation has only recently been adopted, there may be some uncertainty as to how this regulation will be interpreted or implemented. If the CSRC or other PRC regulatory body subsequently determines that we need to obtain the CSRC’s approval for this offering, we may face sanctions or termination of our operations by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit or terminate our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common shares.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of avian flu or another epidemic or outbreak. In 2005 and 2006, there were reports on the occurrences of avian flu in various parts of China, including a few confirmed human cases and deaths. Any prolonged recurrence of avian flu or other adverse public health developments in China may have a material adverse effect on our business operations. These could include our ability to travel or ship our products outside of China, as well as temporary closure of our manufacturing facilities. Such closures or travel or shipment restrictions would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of avian flu or any other epidemic.

Risk Factors Related to Our Securities

We have a concentration of stock ownership and control, and a small number of shareholders have the ability to exert significant control in matters requiring shareholder votes and may have interests that conflict with those of our other shareholders.

Our common stock ownership is highly concentrated.  As a result, a relatively small number of shareholders, acting together, have the ability to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Our common stock price is likely to be highly volatile; our common stock is penny stock.

The market price of our common stock is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. The trading prices of many technology companies' stocks have been highly volatile.

Factors that could cause such volatility in our common stock may include, among other things:

•

actual or anticipated fluctuations in our quarterly operating results;

•

announcements of technological innovations;

•

changes in financial estimates by securities analysts;

•

conditions or trends in our industry; and

•

changes in the market valuations of other comparable companies.

In addition, we intend to apply for the trading of our common stock on the Over-the-Counter Bulletin Board (OTCBB). There can be no assurance that we will be able to successfully apply for listing on the OTCBB or eventually on the American Stock Exchange, the NASDAQ Global Select Market, or the NASDAQ Capital Market due to the trading price of our common stock, our working capital and revenue history. Failure to list our shares on the OTCBB, the American Stock Exchange, or one of the NASDAQ Markets will impair the liquidity of our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any security that 1) is priced under five dollars, 2) is not traded on a national stock exchange or on NASDAQ, 3) may be listed in the "pink sheets" or the OTCBB, and 4) is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a company that has under $2 million in net tangible assets and has been in business for at least three years, or by a company that has revenues of less than $6 million for three years.

Penny stocks can be very risky:  penny stocks are low-priced shares of small companies not traded on an exchange or quoted on NASDAQ. Prices often are not available. Investors in penny stocks are often unable to sell stock back to the dealer that sold them the stock. Thus, an investor may lose his/her investment. Our common stock is a penny stock and thus is subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on one of the NASDAQ Markets. Consequently, the penny stock rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of our common stock to resell their shares in the secondary market.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2007, the Securities and Exchange Commission declared effective our registration statement on Form SB-2 (File No. 333-140640) relating to the offer and sale of 20,000,000 shares of common stock, at a price of $3.00 per share.  The aggregate price of the offering amount registered was $60,000,000.  There is no underwriter involved in this offering.  As of September 30, 2007, no shares have been sold in this offering.

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

None.

ITEM 5.

Other Information

None.

ITEM 6.

Exhibits

Exhibit No.

Description

31.01

Rule 13a-14(a)/15d-14a Certification

32.01

Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 2007

MediaG3, Inc.

By:

/s/William Yuan

William Yuan

Chief Executive Officer and

Acting Chief Financial Officer